Form 10-Q
period 2026-06-30
Keystone Acquisition Corp.
filed 2026-08-13
CIK 2102771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43320

KEYSTONE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

142 West 57th Street

11th Floor

New York, New York 10019

(Address of principal executive offices)

(408) 482-7532

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	KEYYU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	KEYY	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	KEYYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 10, 2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 9,583,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

KEYSTONE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYSTONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash	$1,066,548	$—
Other receivable	12,500	—
Prepaid expenses	69,950	25,000
Prepaid insurance	106,250	—
Deferred offering costs	—	11,229
Total current assets	1,255,248	36,229
Long term prepaid insurance	97,986	—
Investments held in Trust Account	288,973,581	—
Total Assets	$290,326,815	$36,229

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$352,807	$26,606
Accrued offering costs	96,448	11,229
Total current liabilities	449,255	37,835
Deferred underwriting fee	11,500,000	—
Total Liabilities	11,949,255	37,835

Commitments and Contingencies (Note 7)

Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 shares at redemption value of $10.05 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	288,973,581	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	958	958
Additional paid-in capital	—	24,042
Accumulated deficit	(10,596,979)	(26,606)
Total Shareholders’ Deficit	(10,596,021)	(1,606)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$290,326,815	$36,229

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture to the extent the underwriters did not exercise the over-allotment option in full or in part (Note 6). On June 4, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,250,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$448,201	$485,441
Compensation expense	245,099	245,099
Loss from operations	(693,300)	(730,540)

Other income:

Interest earned on investments held in Trust Account	754,831	754,831
Referral fee income	12,500	12,500
Total other income	767,331	767,331

Net income	$74,031	$36,791

Weighted average shares outstanding, Class A redeemable ordinary shares, basic and diluted	8,530,220	4,288,674
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00
Weighted average Class B ordinary shares outstanding, basic	8,704,212	8,519,797
Basic net income per Class B ordinary share	$0.00	$0.00
Weighted average Class B ordinary shares outstanding, diluted (1)	9,583,333	8,968,692
Diluted net income per Class B ordinary share	$0.00	$0.00

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture to the extent the underwriters did not exercise the over-allotment option in full or in part (Note 6). On June 4, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,250,000 Founder Shares are no longer subject to forfeiture.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	9,583,333	$958	$24,042	$(26,606)	$(1,606)

Net loss	—	—	—	(37,240)	(37,240)
Balance at March 31, 2026 (unaudited)	9,583,333	958	24,042	(63,846)	(38,846)

Sale of Private Placement Warrants	—	—	8,468,750	—	8,468,750

Fair value of Public Warrants at issuance	—	—	6,281,875	—	6,281,875

Compensation expense	—	—	245,099	—	245,099

Allocated value of transaction costs to Private and Public Warrants	—	—	(407,886)	—	(407,886)

Accretion for Class A ordinary shares to redemption amount	—	—	(14,611,880)	(10,607,164)	(25,219,044)

Net income	—	—	—	74,031	74,031
Balance at June 30, 2026 (unaudited)	9,583,333	$958	$—	$(10,596,979)	$(10,596,021)

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture to the extent the underwriters did not exercise the over-allotment option in full or in part (Note 6). On June 4, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,250,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYSTONE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$36,791
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	58,218
Payment of operation costs through advances from related party	5,877
Interest earned on investments held in Trust Account	(754,831)
Compensation expense	245,099
Changes in operating assets and liabilities:
Other receivable	(12,500)
Prepaid expenses	28,302
Prepaid insurance	(106,250)
Long term prepaid insurance	(97,986)
Accounts payable and accrued expenses	322,806
Net cash used in operating activities	(274,474)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(288,218,750)
Net cash used in investing activities	(288,218,750)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	281,750,000
Proceeds from sale of private placement warrants	8,468,750
Repayment of advances from related party	(5,877)
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(353,101)
Net cash provided by financing activities	289,559,772

Net Change in Cash	1,066,548
Cash – Beginning of period	—
Cash – End of period	$1,066,548

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$391,715
Deferred offering costs paid through promissory note – related party	$157,716
Deferred offering costs applied to prepaid expenses	$10,814
Prepaid expenses contributed by Sponsor through promissory note – related party	$84,066
Deferred underwriting fee payable	$11,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Keystone Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on November 28, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company may pursue an initial Business Combination in any business or industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from November 28, 2025 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 2, 2026. On June 4, 2026, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $287,500,000. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share, and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,468,750 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Keystone International Acquisition Management LLC (“Sponsor”), and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”) and Clear Street LLC, the representatives of the underwriters, generating gross proceeds of $8,468,750. Of those 8,468,750 Private Placement Warrants, the Sponsor purchased 5,593,750 Private Placement Warrants and the underwriters purchased 2,875,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The Private Placement Warrants will become exercisable 30 days after the completion of the initial Business Combination.

Transaction costs amounted to $17,871,474, consisting of $5,750,000 of cash underwriting fees, $11,500,000 of deferred underwriting fees, and $621,474 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering on June 4, 2026, an amount of $288,218,750 ($10.025 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a trust account (“Trust Account”), located in the United States with Efficiency INC. (“Efficiency”) acting as trustee and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.025 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares (as defined in Note 6) held and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of Business Combination, except that Public Shares held by the initial shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per share redemption value then held in the Trust Account in connection therewith.

The Company will have until 21 months from the closing of the Initial Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within such period, the Company may seek shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or vote against the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable, divided by the number of then issued and outstanding public shares, subject to applicable law).

There is no limit on the number or length of extensions that the Company may seek; however, the Company does not expect to extend the time period to consummate the initial Business Combination beyond 36 months from the closing of the Initial Public Offering. If the Company determines not to, or is unable to, extend the time period to consummate the initial Business Combination, or fails to obtain shareholder approval for such an extension, the Sponsor, management team and other initial shareholders will lose their entire investment in the Founder Shares, except to the extent such holders are entitled to receive liquidating distributions from assets outside the Trust Account.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.025 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.025 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 3, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 4, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (Note 6). As of June 30, 2026, the Company had $1,066,548 in cash and a working capital of $805,993.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Based on the foregoing, management does not believe that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s projected future liquidity position raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by March 4, 2028. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2028. The Company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments held outside of the Trust with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,066,548 and $0 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Investments held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $288,973,581, were held in money market funds, which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). FASB ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. FASB ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares issued as part of the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, there were no shares subject to redemption. As of June 30, 2026, the Public Shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(6,281,875)
Public Shares issuance costs	(17,463,588)
Plus:
Accretion of carrying value to redemption value	25,219,044
Class A ordinary shares subject to possible redemption, June 30, 2026	$288,973,581

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and six months ended June 30, 2026, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$36,642	$37,389	$12,319	$24,472
Denominator:
Basic weighted-average shares outstanding	8,530,220	8,704,212	4,288,674	8,519,797
Basic net income per ordinary share	$0.00	$0.00	$0.00	$0.00

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income	$34,863	$39,168	$11,902	$24,889
Denominator:
Diluted weighted-average shares outstanding	8,530,220	9,583,333	4,288,674	8,968,692
Diluted net income per ordinary share	$0.00	$0.00	$0.00	$0.00

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature (Note 9).

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC 718, Compensation—Stock Compensation, which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and FASB ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to FASB ASC 480, meet the definition of a liability pursuant to FASB ASC 480, and whether the warrants meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

The warrants are not precluded from equity classification and were accounted for as such on the date of issuance.

Referral Fee Income

Referral fee income is recognized when earned in accordance with the terms of the underlying agreement and is presented as part of the Other Income in the statements of operations. Such income is derived from the referral arrangements.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the closing of Initial Public Offering on June 4, 2026, the Company sold 28,750,000 Units including 3,750,000 Units for the full close of the underwriters’ overallotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on June 4, 2026, the Sponsor and underwriters purchased an aggregate of 8,468,750 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,468,750. Of those 8,468,750 Private Placement Warrants, the Sponsor purchased 5,593,750 Private Placement Warrants and the underwriters purchased 2,875,000 Private Placement Warrants. Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described herein. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. SEGMENT INFORMATION

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,066,548	$—
Investments held in Trust Account	$288,973,581	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$448,201	$485,441
Compensation expense	$245,099	$245,099
Referral fee income	$12,500	$12,500
Interest earned on investments held in Trust Account	$754,831	$754,831

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the public offering.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On December 10, 2025, the Sponsor was issued 9,583,333 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares include an aggregate of up to 1,250,000 Founder Shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 4, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,250,000 Founder Shares are no longer subject to forfeiture.

On December 12, 2025 and January 13, 2026, the Sponsor transferred an aggregate of 100,000 Founder Shares to three independent directors (with one receiving 40,000 Founder Shares, another receiving 25,000 Founder Shares and a third receiving 35,000 Founder Shares) at the same per-share price that the Sponsor purchased the Founder Shares, or approximately $0.003 per share. On December 22, 2025, as amended on March 25, 2026, the Sponsor granted membership interests in the Sponsor to certain of the Company’s officers that represent indirect economic interests attributable to an aggregate of 1,100,000 Founder Shares and 550,000 Private Placement Warrants. Following these transactions, the Sponsor remained the record holder of 9,483,333 Founder Shares, including the Founder Shares attributable to the membership interests granted to such officers.

The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. Since the transfer of the Founder Shares to the independent directors and officers occurred within a month from the date of incorporation and issuance of the Founder Shares to the Sponsor and the Company had yet to file the registration statement publicly at the time the independent director and officers shares were transferred, the Company has determined the fair value of the Sponsor Founder Shares is the nearest and most appropriate value to use for the valuation of the 1,200,000 Founder Shares transferred to the independent directors and officers. Accordingly, the total fair value of the aggregate of 1,200,000 Founder Shares on June 4, 2026 was $3,130 or $0.003 per share. The membership interests in Founder Shares is subject to a performance condition (i.e., providing services through the Company’s Initial Public Offering). The share-based compensation expense related to the transfer of membership interests in Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Share-based compensation was recognized upon the consummation of the Initial Public Offering, thus, the total fair value of $3,130 was recorded as compensation expense on June 4, 2026.

Additionally, the transfer of the Private Placement Warrants is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 550,000 Private Placement Warrants on June 4, 2026 was $241,969 or $0.44 per Private Placement Warrant. The Private Placement Warrants were granted subject to a performance condition (i.e., providing services through the Company’s Initial Public Offering). The share-based compensation expense related to the transfer of Private Placement Warrants is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Share-based compensation was recognized upon the consummation of the Initial Public Offering, thus, the total fair value of $241,969 was recorded as compensation expense on June 4, 2026. The Company established the initial fair value of the Private Placement Warrants on June 4, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team using a Monte Carlo Simulation Model which takes into consideration the (i) underlying stock price of $9.81, (ii) volatility of 5%, (iii) remaining term of 6.75 years, (iv) risk-free rate of 4.21%, and (v) implied market adjustment of 35%.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the completion window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (including any proposals recommended by the Company’s board of directors in connection with such Business Combination) (except with respect to any public shares which may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto), (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Memorandum and Articles of Association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the underwriter), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) 180 days after the completion of the Company’s initial Business Combination or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, and (B) the date following the completion of the Company’s initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Promissory Note — Related Party

On December 10, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2026 or the date on which the Company consummates the Initial Public Offering of its securities. On June 4, 2026, the Company had $300,000 outstanding borrowings under the Promissory Note. On June 9, 2026, the Company repaid the $300,000 outstanding under the Promissory Note. Borrowings against the note are no longer available.

Advances from Related Party

As of June 4, 2026, the Company has $5,877 of advances from related party for expenses paid on the Company’s behalf. On June 9, 2026, the Company repaid the $5,877 of advances from related party.

Administrative Services and Indemnification Agreement

The Company’s Sponsor agreed, commencing on June 2, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay $20,000 per month to the Sponsor for these services during the 21-month period to complete a Business Combination. For the three and six months ended June 30, 2026, the Company incurred $20,000 in fees for these services, which are included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

In addition, pursuant to such agreement, the Company has agreed to indemnify the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There were no such outstanding related party loans as of June 30, 2026 and December 31, 2025.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Sponsor and the executive officers, directors and advisors have agreed that, for a period of 180 days from the date of the Company’s prospectus, will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representatives in their discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers, directors and advisors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Warrants pursuant to the letter agreement described herein.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 4, 2026, the underwriters exercised their over-allotment option, closing on the 3,750,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $5,750,000 following the closing of the Initial Public Offering on June 4, 2026. In addition, the underwriters were entitled to a deferred fee of $11,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination and shall be due to the underwriters solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions, including in connection with the consummation of the initial Business Combination, subject to the terms of the underwriting agreement.

Transfer Agent and Trustee Administrative Fees

The Company acknowledges that the transfer agent may receive fees, commissions, or other compensation (collectively, “Revenue Share”) from the Company’s elected asset manager (the “Asset Manager”), or its affiliates, in connection with the transfer agent’s referral of such Asset Manager to provide services to the Company. For each calendar month in which the transfer agent receives Revenue Share from the Asset Manager attributable to the Company’s Trust Account, the Company shall be entitled to one hundred percent (100.0%) of such Revenue Share, less the transfer agent’s monthly service fee. The transfer agent shall deduct the monthly service fee and promptly remit the remaining balance (the “Net Revenue Share”) to the Company. The Net Revenue Share shall be paid by the 15th day of the calendar month following the month to which it relates. Payment obligations under this agreement shall commence with the calendar month in which the transfer agent first receives Revenue Share from the Asset Manager and shall continue for each subsequent calendar month in which the transfer agent continues to receive Revenue Share. This agreement shall automatically terminate, and all obligations of the transfer agent to make Net Revenue Share payments shall cease, upon the earlier of (1) the consummation of the Company’s initial Business Combination, (ii) the liquidation or winding-up of the Company, or (iii) the date on which the transfer agent ceases to receive Revenue Share from the Asset Manager. No Net Revenue Share payment shall accrue or be payable in respect of any period after the effective date of termination

For the three and six months ended June 30, 2026, the company accrued $12,500 of referral income which was included in other receivables in the accompanying condensed balance sheets.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 28,750,000 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 9,583,333 Class B ordinary shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to the closing of the initial Business Combination, only holders of Class B ordinary shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the business combination agreement), subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 25% of the total number of Class A ordinary shares outstanding after such conversion (not including the Class A ordinary shares underlying the Private Placement Warrants), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — There are 22,843,750 warrants currently outstanding, including 14,375,000 Public Warrants and 8,468,750 Private Placement Warrants as of June 30, 2026. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed in connection with the Initial Public Offering or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants”) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Warrants held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the units in the Initial Public Offering.

The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$288,973,581	$—

The fair value of the Public Warrants issued in the Initial Public Offering is $6,281,875, or $0.44 per Public Warrant and was determined using a Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

June 4, 2026
Underlying stock price	$9.81
Exercise price	$11.50
Volatility	5.00%
Remaining term (years)	6.75
Risk-free rate	4.21%
Implied market adjustment	35.00%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Keystone Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Keystone International Acquisition Management LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 28, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 28, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $74,031, which consists of interest earned on investments held in the Trust Account of $754,831 and referral fee income of $12,500, offset by compensation expense of $245,099 and operating costs of $448,201.

For the six months ended June 30, 2026, we had a net income of $36,791, which consists of interest earned on investments held in the Trust Account of $754,831 and referral fee income of $12,500, offset by compensation expense of $245,099 and operating costs of $485,441.

Liquidity, Capital Resources and Going Concern

On June 4, 2026, we consummated the Initial Public Offering of 28,750,000 Units at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,468,750 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, and Cohen and Clear Street LLC, the representatives of the underwriters, generating gross proceeds of $8,468,750.

Following the closing of the Initial Public Offering on June 4, 2026, an amount of $288,218,750 ($10.025 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a trust account (“Trust Account”), located in the United States with Efficiency INC. acting as trustee and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. We incurred $17,871,474, consisting of $5,750,000 of cash underwriting fees, $11,500,000 of deferred underwriting fees, and $621,474 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $274,474. Net income of $36,791 was affected by interest earned on investments held in the Trust Account of $754,831, compensation expense of $245,099 payment of operation costs through advances from related party of $5,877 and payment of operation costs through promissory note of $58,218. Changes in operating assets and liabilities provided $134,372 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $288,973,581 (including $754,831 of interest income) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,066,548. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s projected future liquidity position raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by March 4, 2028. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2028. The Company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay $20,000 per month to the Sponsor for these services during the 21-month period to complete a Business Combination.

The underwriters are entitled to a deferred fee of $0.40 per share in the Trust Account that is not redeemed after giving effect to a Business Combination, or $11,500,000 in the aggregate assuming no shares are redeemed in connection with a Business Combination based on the number of Class A ordinary shares outstanding as of June 30, 2026. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material pending legal proceedings, including litigation, investigations, and other claims, to which we are a party.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 4, 2026, we consummated the Initial Public Offering of 28,750,000 Units at $10.00 per Unit, generating gross proceeds of $287,500,000. Cohen acted as Lead Book-Running Manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-295539). The Securities and Exchange Commission declared the registration statement effective on June 2, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,468,750 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, and Cohen and Clear Street LLC, the representatives of the underwriters, generating gross proceeds of $8,468,750. Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described herein. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On June 4, 2026, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 3,750,000 units. A total of $288,218,750 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrant, an aggregate of $288,218,750 was placed in the Trust Account.

We paid a total of $17,871,474, consisting of $5,750,000 of cash underwriting fees, $11,500,000 of deferred underwriting fees, and $621,474 of other costs and expenses relating to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Items 408(a) and 408(c) of Regulation S-K), respectively.

Item 6. Exhibits

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 2, 2026, by and between the Company and the Representatives. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated June 2, 2026, by and between the Company and Efficiency INC., as warrant agent. (1)
10.1	Letter Agreement, dated June 2, 2026, by and among the Company, its executive officers, its directors, its advisors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated June 2, 2026, by and between the Company and Efficiency INC., as trustee. (1)
10.3	Registration Rights Agreement, dated June 2, 2026, by and among the Company, the Sponsor and the Holders signatory thereto. (1)
10.4	Private Placement Warrants Purchase Agreement, dated June 2, 2026, by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated June 2, 2026, by and between the Company and the Underwriters. (1)
10.6	Administrative Services and Indemnification Agreement, dated June 2, 2026, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
^	Exhibits 32.1 and 32.2 and the XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 8, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Richard Chin
	Name:	Richard Chin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Jaiho (Jake) Cho
	Name:	Jaiho (Jake) Cho
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)