Form 10-Q
period 2026-09-30
Keystone Acquisition Corp.
filed 2026-11-13
CIK 2102771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 9,583,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

KEYSTONE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYSTONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash	$894,954	$—
Other receivable	12,500	—
Prepaid expenses	47,683	25,000
Prepaid insurance	106,250	—
Total current assets	1,061,387	25,000
Deferred offering costs	—	11,229
Long term prepaid insurance	71,424	—
Investments held in Trust Account	291,608,425	—
Total Assets	$292,741,236	$36,229

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$391,102	$26,606
Accrued offering costs	75,000	11,229
Total current liabilities	466,102	37,835
Deferred underwriting fee	11,500,000	—
Total Liabilities	11,966,102	37,835

Commitments and Contingencies (Note 7)

Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 shares at redemption value of $10.14 per share as of September 30, 2026; no shares issued or outstanding as of December 31, 2025	291,608,425	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	958	958
Additional paid-in capital	—	24,042
Accumulated deficit	(10,834,249)	(26,606)
Total Shareholders’ Deficit	(10,833,291)	(1,606)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$292,741,236	$36,229

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture to the extent the underwriters did not exercise the over-allotment option in full or in part (Note 6). On June 4, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,250,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative expenses	$274,770	$760,211
Compensation expense	—	245,099
Loss from operations	(274,770)	(1,005,310)

Other income:

Interest earned on investments held in Trust Account	2,634,844	3,389,675
Referral fee income	37,500	50,000
Total other income	2,672,344	3,439,675

Net income	$2,397,574	$2,434,365

Weighted average shares outstanding, Class A redeemable ordinary shares, basic and diluted	28,750,000	12,532,051
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06	$0.11
Weighted average Class B ordinary shares outstanding, basic	9,583,333	8,878,205
Basic net income per Class B ordinary share	$0.06	$0.11
Weighted average Class B ordinary shares outstanding, diluted (1)	9,583,333	9,175,824
Diluted net income per Class B ordinary share	$0.06	$0.11

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture to the extent the underwriters did not exercise the over-allotment option in full or in part (Note 6). On June 4, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,250,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	9,583,333	$958	$24,042	$(26,606)	$(1,606)

Net loss	—	—	—	(37,240)	(37,240)
Balance at March 31, 2026 (unaudited)	9,583,333	958	24,042	(63,846)	(38,846)

Sale of Private Placement Warrants	—	—	8,468,750	—	8,468,750

Fair value of Public Warrants at issuance	—	—	6,281,875	—	6,281,875

Compensation expense	—	—	245,099	—	245,099

Allocated value of transaction costs to Private and Public Warrants	—	—	(407,886)	—	(407,886)

Accretion for Class A ordinary shares to redemption amount	—	—	(14,611,880)	(10,607,164)	(25,219,044)

Net income	—	—	—	74,031	74,031
Balance at June 30, 2026 (unaudited)	9,583,333	958	—	(10,596,979)	(10,596,021)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,634,844)	(2,634,844)

Net income	—	—	—	2,397,574	2,397,574
Balance at September 30, 2026 (unaudited)	9,583,333	$958	$—	$(10,834,249)	$(10,833,291)

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture to the extent the underwriters did not exercise the over-allotment option in full or in part (Note 6). On June 4, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,250,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYSTONE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,434,365
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs through promissory note	58,218
Payment of operating costs through advances from related party	7,438
Interest earned on investments held in Trust Account	(3,389,675)
Compensation expense	245,099
Changes in operating assets and liabilities:
Other receivable	(12,500)
Prepaid expenses	50,569
Prepaid insurance	(106,250)
Long term prepaid insurance	(71,424)
Accounts payable and accrued expenses	357,276
Net cash used in operating activities	(426,884)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(288,218,750)
Net cash used in investing activities	(288,218,750)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	281,750,000
Proceeds from sale of private placement warrants	8,468,750
Repayment of advances from related party	(7,438)
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(370,724)
Net cash provided by financing activities	289,540,588

Net Change in Cash	894,954
Cash – Beginning of period	—
Cash – End of period	$894,954

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$391,715
Deferred offering costs paid through promissory note – related party	$157,716
Prepaid expenses applied to deferred offering costs	$10,814
Prepaid expenses contributed by Sponsor through promissory note – related party	$84,066
Deferred underwriting fee payable	$11,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from November 28, 2025 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

The Company will have until 21 months from the closing of the Initial Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within such period, the Company may seek shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or vote against the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 3, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 4, 2026 had been satisfied through a payment of $25,000 from the Sponsor to cover certain costs in exchange for issuance of the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (Note 6). As of September 30, 2026, the Company had $894,954 in cash and a working capital of $595,285.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Based on the foregoing, management does not believe that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside of the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $894,954 and $0 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Investments held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $291,608,425, were held in money market funds, which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which exceeds the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Income Taxes

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). FASB ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. FASB ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares issued as part of the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, there were no shares subject to redemption. As of September 30, 2026, the Public Shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(6,281,875)
Public Shares issuance costs	(17,463,588)
Plus:
Accretion of carrying value to redemption value	25,219,044
Class A ordinary shares subject to possible redemption, June 30, 2026	288,973,581
Plus:
Accretion of carrying value to redemption value	2,634,844
Class A ordinary shares subject to possible redemption, September 30, 2026	$291,608,425

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 22,843,750 Class A Ordinary Shares, because their exercise is contingent upon future events.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$1,798,181	$599,393	$1,424,905	$1,009,460
Denominator:
Basic weighted-average shares outstanding	28,750,000	9,583,333	12,532,051	8,878,205
Basic net income per ordinary share	$0.06	$0.06	$0.11	$0.11

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income	$1,798,181	$599,393	$1,405,370	$1,028,995
Denominator:
Diluted weighted-average shares outstanding	28,750,000	9,583,333	12,532,051	9,175,824
Diluted net income per ordinary share	$0.06	$0.06	$0.11	$0.11

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature (Note 9).

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC 718, Compensation—Stock Compensation, which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. For the three and nine months ended September 30, 2026, the Company recognized share-based compensation expense of $0 and $245,099, respectively.

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

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the closing of Initial Public Offering on June 4, 2026, the Company sold 28,750,000 Units including 3,750,000 Units for the exercise of the underwriters’ overallotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on June 4, 2026, the Sponsor and underwriters purchased an aggregate of 8,468,750 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,468,750. Of those 8,468,750 Private Placement Warrants, the Sponsor purchased 5,593,750 Private Placement Warrants and the underwriters purchased 2,875,000 Private Placement Warrants. Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described herein. The Private Placement Warrants are identical to the Public Warrants, except as described in Note 8. A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

	September 30, 2026	December 31, 2025
Cash	$894,954	$—
Investments held in Trust Account	$291,608,425	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative expenses	$274,770	$760,211
Compensation expense	$—	$245,099
Referral fee income	$37,500	$50,000
Interest earned on investments held in Trust Account	$2,634,844	$3,389,675

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

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

The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. Since the transfers of the Founder Shares to the independent directors and officers occurred within a few months from the date of incorporation and issuance of the Founder Shares to the Sponsor and the Company had yet to file the registration statement publicly at the time the independent directors’ and officers’ shares were transferred, the Company has determined the fair value of the Sponsor Founder Shares is the nearest and most appropriate value to use for the valuation of the 1,200,000 Founder Shares transferred to the independent directors and officers. Accordingly, the total fair value of the aggregate of 1,200,000 Founder Shares on June 4, 2026 was $3,130 or $0.003 per share. The membership interests in Founder Shares are subject to a performance condition (i.e., providing services through the Company’s Initial Public Offering). The share-based compensation expense related to the transfer of membership interests in Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Share-based compensation was recognized upon the consummation of the Initial Public Offering, thus, the total fair value of $3,130 was recorded as compensation expense on June 4, 2026.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Advances from Related Party

As of June 4, 2026, the Company had $5,877 of advances from related party for expenses paid on the Company’s behalf. On June 9, 2026, the Company repaid the $5,877 of advances from related party.

On August 21, 2026, the Company incurred $1,561 of advances from related party for expenses paid on the Company’s behalf. On September 28, 2026, the Company repaid the $1,561 of advances from related party. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under advances from related party.

Administrative Services and Indemnification Agreement

The Company’s Sponsor agreed, commencing on June 2, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay $20,000 per month to the Sponsor for these services during the 21-month period to complete a Business Combination. For the three and nine months ended September 30, 2026, the Company incurred and paid $60,000 and $80,000 in fees for these services, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There were no such outstanding related party loans as of September 30, 2026 and December 31, 2025.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Sponsor and the executive officers, directors and advisors have agreed that, for a period of 180 days from the date of the Company’s prospectus, they will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representatives in their discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers, directors and advisors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Warrants pursuant to the letter agreement described herein.

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

Transfer Agent and Trustee Administrative Fees

The Company acknowledges that the transfer agent may receive fees, commissions, or other compensation (collectively, “Revenue Share”) from the Company’s elected asset manager (the “Asset Manager”), or its affiliates, in connection with the transfer agent’s referral of such Asset Manager to provide services to the Company. For each calendar month in which the transfer agent receives Revenue Share from the Asset Manager attributable to the Company’s Trust Account, the Company shall be entitled to one hundred percent (100.0%) of such Revenue Share, less the transfer agent’s monthly service fee. The transfer agent shall deduct the monthly service fee and promptly remit the remaining balance (the “Net Revenue Share”) to the Company. The Net Revenue Share shall be paid by the 15th day of the calendar month following the month to which it relates. Payment obligations under this agreement shall commence with the calendar month in which the transfer agent first receives Revenue Share from the Asset Manager and shall continue for each subsequent calendar month in which the transfer agent continues to receive Revenue Share. This agreement shall automatically terminate, and all obligations of the transfer agent to make Net Revenue Share payments shall cease, upon the earliest of (i) the consummation of the Company’s initial Business Combination, (ii) the liquidation or winding-up of the Company, or (iii) the date on which the transfer agent ceases to receive Revenue Share from the Asset Manager. No Net Revenue Share payment shall accrue or be payable in respect of any period after the effective date of termination.

For the three and nine months ended September 30, 2026, the Company’s referral income amounted to $37,500 and $50,000, respectively, of which $12,500 was included in other receivables in the accompanying condensed balance sheets.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 28,750,000 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 9,583,333 Class B ordinary shares issued and outstanding.

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

Warrants — There are 22,843,750 warrants currently outstanding, including 14,375,000 Public Warrants and 8,468,750 Private Placement Warrants as of September 30, 2026. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering, except that the Private Placement Warrants (i) will not be redeemable by the Company, (ii) may be exercised by the holders on a cashless basis, (iii) are subject to the transfer restrictions described above and (iv) are entitled to registration rights, as described in Note 7. In addition, the 2,875,000 Private Placement Warrants issued to the underwriters will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority, Inc. ("FINRA") Rule 5110(g)(8).

The Company accounts for the Public Warrants and the Private Placement Warrants in accordance with the guidance contained in FASB ASC 815-40. The terms of the Private Placement Warrants that differ from those of the Public Warrants, as described above, apply to the Private Placement Warrants for their entire term, and the Private Placement Warrants do not become Public Warrants upon transfer. Accordingly, the settlement amount of the warrants does not vary based on the holder. Such guidance provides that the Public Warrants and the Private Placement Warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

KEYSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$291,608,425	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 28, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,397,574, which consists of interest earned on investments held in the Trust Account of $2,634,844 and referral fee income of $37,500, offset by operating costs of $274,770.

For the nine months ended September 30, 2026, we had a net income of $2,434,365, which consists of interest earned on investments held in the Trust Account of $3,389,675 and referral fee income of $50,000, offset by compensation expense of $245,099 and operating costs of $760,211.

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

Following the closing of the Initial Public Offering on June 4, 2026, an amount of $288,218,750 ($10.025 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a trust account (“Trust Account”), located in the United States with Efficiency INC. acting as trustee and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. We incurred $17,871,474 in transaction costs, consisting of $5,750,000 of cash underwriting fees, $11,500,000 of deferred underwriting fees, and $621,474 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $426,884. Net income of $2,434,365 was affected by interest earned on investments held in the Trust Account of $3,389,675, compensation expense of $245,099, payment of operating costs through advances from related party of $7,438 and payment of operating costs through promissory note of $58,218. Changes in operating assets and liabilities provided $217,671 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $291,608,425 (including $3,389,675 of interest income) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $894,954. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay $20,000 per month to the Sponsor for these services during the 21-month period to complete a Business Combination.

The underwriters are entitled to a deferred fee of $0.40 per share in the Trust Account that is not redeemed after giving effect to a Business Combination, or $11,500,000 in the aggregate assuming no shares are redeemed in connection with a Business Combination based on the number of Class A ordinary shares outstanding as of September 30, 2026. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $288,218,750 was placed in the Trust Account.

We incurred a total of $17,871,474, consisting of $5,750,000 of cash underwriting fees, $11,500,000 of deferred underwriting fees, and $621,474 of other costs and expenses relating to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Items 408(a) and 408(c) of Regulation S-K).

Item 6. Exhibits

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
^	Exhibits 32.1 and 32.2 and the XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Richard Chin
	Name:	Richard Chin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Jaiho (Jake) Cho
	Name:	Jaiho (Jake) Cho
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)